Form 10-K/A
STRUCTURED ASSET SEC CORP LB UBS COMM MORT TR 2002-C4
filed 2003-04-07
CIK 1190012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 K/A

Amendment No. 1

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

This Amendment No. 1 on form 10 K/A amends the Form 10 K to include Exhibit 24 which provides a Limited Power of Attorney

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8 K.

  Exhibits

(99.1) Annual Independent Accountant's Servicing Report for the year ended

December 31, 2002.

a) Wachovia Bank, National Association, as Servicer <F2>

b) Lennar Partners, Inc., as Special Servicer <F2>

(99.2) Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2002.

a) Wachovia Bank, National Association, as Servicer <F2>

b) Lennar Partners, Inc., as Special Servicer <F2>

(99.3) Annual Statement of Compliance for the year ended December 31, 2002.

a) Wachovia Bank, National Association, as Servicer <F2>

b) Lennar Partners, Inc., as Special Servicer <F2>

(99.4) Aggregate Statement of Principal and Interest Distributions to

Certificateholders as of December 31, 2002. <F2>

(99.5)VF Mall LLC Financial Statements as of December 31, 2002 and 2001. <F2>

(23.1)Exhibit 23.1 Ernst & Young Consent of Financial Statement regarding 99.5 <F2>

(24) Limited Power of Attorney <F1>

(B) Reports on Form 8 K were filed during the last quarter of 2002 in order to provide statements for the monthly distributions to investors on October 18, 2002, November 18, 2002 and December 17, 2002.

<F1> Filed herewith.

<F2> Previously filed.

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

Date: April 7, 2003

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

Date: April 7, 2003

By: /s/ Paul Hughson

---------------------------

Name: Paul Hughson

Title: Managing Director

By: /s/ Ken Cohen

---------------------------

Name: Ken Cohen

Title: Managing Director